Form 10-Q
period 2021-06-30
Colicity Inc.
filed 2021-08-12
CIK 1829615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 12, 2021, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

COLICITY INC.

FORM 10-Q

For the three and six months ended June 30, 2021

 i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COLICITY INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS:
Current assets:
Cash	$1,167,576	$-
Prepaid expenses	479,665	-
Total current assets	1,647,241	-
Deferred offering costs	-	37,736
Marketable securities held in Trust Account	345,019,436	-
Total Assets	$346,666,677	$37,736

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accrued expenses	$164,967	$229
Franchise tax payable	81,773	-
Promissory note – related party	-	18,143
Total current liabilities	246,740	18,372
Warrant liabilities	20,593,999	-
Deferred underwriting fee payable	11,753,875	-
Total Liabilities	32,594,614	18,372

Commitments and Contingencies
Class A common stock subject to possible redemption, 30,907,206 and zero shares at $10.00 per share redemption value as of June 30, 2021 and December 31, 2020, respectively	309,072,060	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 200,000,000 shares authorized; 3,592,794 and zero shares issued and outstanding (excluding 30,907,206 and zero shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	359	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	8,713,049	24,137
Accumulated deficit	(3,714,268)	(5,636)
Total Stockholders’ Equity	5,000,003	19,364
Total Liabilities and Stockholders’ Equity	$346,666,677	$37,736

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLICITY INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021

General and administrative expenses	$266,275	$358,550
Franchise tax expense	59,113	81,773
Loss from operations	(325,388)	(440,323)

Other income (expense), net:
Interest earned on marketable securities held in Trust Account	12,520	19,436
Warrant offering costs	-	(494,746)
Change in fair value of warrant liabilities	(125,666)	(2,792,999)
Other expense, net	(113,146)	(3,268,309)
Loss before provision for income taxes	(438,534)	(3,708,632)
Provision for income taxes	-	-
Net loss	$(438,534)	$(3,708,632)

Basic and diluted weighted average shares outstanding of Class A common stock subject to redemption	34,500,000	34,500,000
Basic and diluted net income per share, Class A common stock subject to redemption	-	-

Basic and diluted weighted average shares outstanding of Class B non-redeemable common stock	8,625,000	8,625,000
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.05)	$(0.43)

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLICITY INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance – December 31, 2020	-	$-	8,625,000	$863	$24,137	$(5,636)	$19,364

Sale of 34,500,000 Units, net of underwriting discount, offering expenses and fair value of warrants	34,500,000	3,450	-	-	317,757,881	-	317,761,331

Class A common stock subject to possible redemption	(30,951,059)	(3,095)	-	-	(309,507,495)	-	(309,510,590)

Net loss	-	-	-	-	-	(3,270,098)	(3,270,098)

Balance – March 31, 2021	3,548,941	355	8,625,000	863	8,274,523	(3,275,734)	5,000,007

Change in value of common stock subject to possible redemption	43,853	4	-	-	438,526	-	438,530

Net loss	-	-	-	-	-	(438,534)	(438,534)
Balance – June 30, 2021	3,592,794	$359	8,625,000	$863	$8,713,049	$(3,714,268)	$5,000,003

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLICITY INC.

CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(3,708,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(19,436)
Deferred warrant offering costs	303,250
Change in fair value of warrant liabilities	2,792,999
Changes in operating assets and liabilities:
Prepaid expenses	(479,665)
Accrued expenses	164,738
Franchise tax payable	81,773
Net cash used in operating activities	(864,973)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units (including $17.8 million initial measurement of warrants accounted for as liabilities), net of underwriting discounts paid	338,456,786
Proceeds from sale of Private Placement Warrants	8,900,000
Repayment of promissory note – related party	(18,143)
Payment of offering costs	(306,094)
Net cash provided by financing activities	347,032,549

Net Change in Cash	1,167,576
Cash – Beginning of period	-
Cash – End of period	$1,167,576

Non-Cash financing activities:
Initial classification of common stock subject to redemption	$309,510,590
Change in value of common stock subject to redemption	(438,530)
Deferred underwriting fee payable	11,753,875
Payment of offering costs through promissory note – related party	37,736

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLICITY INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1—Description of Organization, Business Operations and Basis of Presentation

Colicity Inc. (the “Company”) was incorporated in Delaware on October 19, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to initially focus its search on identifying a prospective target business in the technology, media and telecommunications industries in the United States and other developed countries.

All activity for the period from October 19, 2020 (inception) through June 30, 2021 relates to the Company’s formation, its Initial Public Offering (as defined below), and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds of the Initial Public Offering.

The Company’s sponsor is X-icity Holdings Corporation, a Washington corporation (the “sponsor”). The registration statement for the Initial Public Offering was declared effective on February 23, 2021. On February 26, 2021, the Company consummated the Initial Public Offering of 34,500,000 units (the “Units” and the shares of Class A common stock included in the Units, the “Public Shares”), including the underwriters’ exercise of their full over-allotment option of 4,500,000 units, at $10.00 per Unit (“Over-Allotment Option”), generating gross proceeds of $345.0 million (the “Initial Public Offering”), and incurring offering costs of approximately $18.8 million, inclusive of approximately $11.8 million in deferred underwriting commissions (Note 7).

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale (the “Private Placement”) of an aggregate of 5,933,333 warrants (the “Private Placement Warrants”) to the Company’s sponsor, X-icity Holdings Corporation, at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $8.9 million.

Upon the closing of the Initial Public Offering and the Private Placement, a total of $345.0 million ($10.00 per Unit), consisting of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and will only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). These Public Shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The Company has selected December 31 as its fiscal year end.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering filed with the SEC on February 25, 2021 (the “Prospectus”), as well as the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2021 (see Note 3). The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Prospectus. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with those of another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.2 million in its operating bank account and working capital of approximately $1.4 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the receipt of $25,000 from the sponsor in exchange for the issuance of the Founder Shares, and a promissory note (the “Note”) issued by the sponsor (Note 6). The Company repaid the Note on February 26, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor may provide the Company Working Capital Loans (as defined in Note 6). As of June 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

Based on the foregoing, management believes that the Company has sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the date of these financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. One of the more significant accounting estimates included in these financial statements is the determination of fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. As of June 30, 2021, the Company had not withdrawn any of the interest earned on the Trust Account to pay franchise or income tax obligations. The Company did not have any marketable securities held in a trust account at December 31, 2020.

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

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, meet the definition of a derivative pursuant to ASC 815, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The fair value of the warrants as of June 30, 2021, was estimated using a Monte Carlo simulation approach for the Private Placement Warrants and market price for the public warrants (see Note 9).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, there were 30,907,206 shares of Class A common stock subject to possible redemption presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet. The Company did not have any Class A common stock subject to possible redemption at December 31, 2020.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s currently taxable income primarily consists of interest income on funds held in the Trust Account less any franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three and six months ended June 30, 2021, was 0%, which differs from the expected income tax rate primarily due to the recognition of gain or loss from the change in the fair value of warrant liabilities, which is not recognized for tax purposes, and recording a full valuation allowance on the Company’s deferred tax assets as of June 30, 2021.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss)by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and the Private Placement to purchase 12,833,333 shares of Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s condensed statements of operations include a presentation of net income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of computing income per share. Net income per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the interest income earned on funds held in the Trust Account of $12,520 and $19,436 for the three and six months ended June 30, 2021, respectively (net of applicable franchise and income taxes of approximately $13,000 and $20,000 for the three and six months ended June 30, 2021, respectively), by the weighted average number of Class A common stock subject to possible redemption for the period. Net loss per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, less income attributable to Class A common stock subject to possible redemption, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on funds held in the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021

Class A Common Stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest income	$12,520	$19,436
Income and franchise tax	(12,520)	(19,436)
Net Income allocable to Class A common stock subject to possible redemption	-	-
Denominator: Weighted average Class A common stock subject to possible redemption
Class A common stock subject to possible redemption, basic and diluted	34,500,000	34,500,000
Earnings per share/basic and diluted Class A common stock subject to possible redemption	$-	$-
Class B Non-Redeemable Common Stock
Numerator: Net loss less net income allocable to Class A common stock subject to possible redemption
Net loss	$(438,534)	$(3,708,632)
Less: Net income allocable to Class A common stock subject to possible redemption	-	-
Non-redeemable net loss	$(438,534)	$(3,708,632)
Denominator: Weighted average Class B Non-redeemable common stock
Weighted average Class B Non-redeemable common stock, basic and diluted	8,625,000	8,625,000
Loss per share/basic and diluted Class B Non-redeemable common stock	$(0.05)	$(0.43)

Note: for the three and six months ended June 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s common stockholders.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, Fair Value Measurements and Disclosures, approximates the carrying amounts represented in the condensed balance sheets.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity and amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact of this standard on its financial statements but does not expect the adoption of ASU 2020-06 will have a material effect on its financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

In the February 26, 2021 audited balance sheet, filed with the SEC on March 4, 2021, in a Current Report on Form 8-K, the Company classified its warrants as equity. However, after considering the SEC Statement, review of the guidance in FASB ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815-40”), and discussions with the Company’s independent auditors, management concluded that provisions in the warrant agreements preclude the warrants from being classified as a component of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Company concluded that the warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at February 26, 2021 (inception).

Further, ASC 815 requires that that upfront costs and fees related to items carried at fair value (the warrant liabilities) should be recognized as expense as incurred. Accordingly, a portion of the offering costs included in equity on February 26, 2021, should have been recorded as expense.

Effects of the Restatement

The following tables summarizes the effect of the restatement on specific line items in its February 26, 2021 audited closing date balance sheet:

	As Previously Reported	Adjustments	As Restated
Balance Sheet as of February 26, 2021
Warrant liabilities	$-	$17,801,000	$17,801,000
Total liabilities	11,894,317	17,801,000	29,695,317
Class A common stock subject to possible redemption	330,104,500	(17,801,000)	312,303,500
Class A common stock	149	178	327
Additional paid-in capital	5,007,069	494,568	5,501,637
Accumulated deficit	(8,076)	(494,746)	(502,822)

Note 4—Initial Public Offering

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

Note 5—Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company completed the Private Placement of an aggregate of 5,933,333 Private Placement Warrants to the Company’s sponsor, X-icity Holdings Corporation, at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $8.9 million. Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the sponsor was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the sponsor or its permitted transferees unless the Company calls for a redemption of all warrants when the reported price of the Class A common stock is at least $10.00 per share and no more than $18.00 per share.

The sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Note 6—Related Party Transactions

Founder Shares

On October 20, 2020, the sponsor paid for certain offering costs for an aggregate price of $25,000 in exchange for issuance of 7,187,500 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”). On February 3, 2021, the Company effected a 312,500 share stock dividend, on February 8, 2021, the Company effected a 1.0541667-for-1 common stock split and on February 23, 2021, the Company effected a 1.0909091-for-1 common stock split, resulting in an aggregate of 8,625,000 shares of Class B common stock outstanding. The sponsor transferred 40,250 Founder Shares to each of Wayne Perry, Dennis Weibling and Cathleen A. Massey, independent director nominees; 195,500 Founder Shares to Craig O. McCaw, director and Chief Executive Officer; 115,000 Founder Shares to Randy Russell, Chief Investment Officer; 97,750 Founder Shares to R. Gerard Salemme, director; 57,500 Founder Shares to Steve Ednie, Chief Financial Officer; and 329,648 Founder Shares to other directors, officers, employees, consultants and affiliates of Pendrell, in each case for approximately the same per-share price initially paid by the sponsor, resulting in the sponsor holding 7,708,852 Founder Shares. The Founder Shares, on an as-converted basis, represent 20.0% of the Company’s issued and outstanding shares.

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

Related Party Loans

On October 20, 2020, the sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the Note. The Note was non-interest bearing, unsecured and due at the earlier of May 31, 2021 or the completion of the Initial Public Offering. The Note was repaid upon the closing of the Initial Public Offering out of the $1.0 million of offering proceeds that had been allocated to the payment of offering expenses.

In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At June 30, 2021 and December 31, 2020, the Company did not have any borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on February 23, 2021 and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $41,786, respectively, in fees for these services.

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

Note 7—Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants, warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statement. The registration rights agreement does not provide for any maximum cash penalties nor any penalties connected with delays in registering the Company’s common stock.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might results from the outcome of this uncertainty.

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

Note 8 — Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2021, there were 3,592,794 shares of Class A common stock issued or outstanding, excluding 30,907,206 shares of Class A common stock subject to possible redemption. There were no shares of Class A common stock issued or outstanding at December 31, 2020.

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

Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as required by law.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Note 9 — Warrant Liabilities

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

If (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 10 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Note 10 — Fair Value Measurements

At June 30, 2021, assets held in the Trust Account were comprised of $345,019,436 in money market funds which are invested in U.S. Treasury securities. As of June 30, 2021, the Company had not withdrawn any of the interest earned in the Trust Account to pay franchise or income tax obligations. There were no funds held in the Trust Account at December 31, 2020.

At June 30, 2021, there were 6,900,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding. There were no Public or Private Placement Warrants outstanding at December 31, 2020.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,
Description	Level	2021
Assets:
Marketable securities held in Trust Account - U.S. Treasury Securities Money Market Fund	1	$345,019,436
Liabilities:
Warrant liabilities – Public Warrants	1	10,626,000
Warrant liabilities – Private Placement Warrants	3	9,967,999

The Company did not have any assets and liabilities measured at fair value on a recurring basis as of December 31, 2020.

Warrants

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

The warrants were classified as Level 3 at February 26, 2021 (inception) due to the use of unobservable inputs. In accordance with the terms of the Units as disclosed in the Prospectus, on April 16, 2021, the shares of Class A common stock and warrants comprising the Units began separate trading on The Nasdaq Capital Market. As a result, the Company began utilizing the market price to determine the fair value of the Public Warrants and the Public Warrants moved from Level 3 to Level 1.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at June 30, 2021:

June 30,
Input	2021
Risk-free interest rate	0.98%
Expected term (years)	5
Expected volatility	28.00%
Exercise price	$11.50
Stock price	$9.75

The Company’s use of a Monte Carlo simulation model required the use of subjective assumptions as follows:

●	The risk-free interest rate assumption was based on the U.S. Treasury rate for expected terms, which was commensurate with the contractual term of the warrants, which expire on the earlier of (i) five years after the completion of the initial Business Combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The expected term was determined based on the exercise period, the warrants become exercisable on the later of (i) 30 days after the completion of a Business Combination and (ii) 12 months from the Initial Public Offering date. An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The stock price at Initial Public Offering (inception) and June 30, 2021 represents the unit price less one-fifth of the warrant price at the Initial Public Offering date. Commencing April 16, 2021, the Company’s Units were able to be separately traded as Class A common stock and warrants.

Based on the applied volatility assumption and the expected term to a business combination noted above, the Company determined that the fair value of the warrant liabilities at February 26, 2021 (inception) was $17.8 million. As of June 30, 2021, the aggregate value of the warrants was $20.6 million. The aggregate change in the fair value of the warrant liabilities since inception of $2.8 million was recognized in the condensed statements of operations.

The change in the fair value of the warrant liabilities classified as Level 3 for the period from February 26, 2021 (inception) through June 30, 2021 is summarized as follows:

Warrant
Liabilities
Initial measurement on February 26, 2021	$17,801,000
Change in fair value of warrant liabilities	2,667,333
Fair value as of March 31, 2021	20,468,333
Transfers out of Level 3	(8,970,000)
Change in fair value of warrant liabilities	(1,530,334)
Fair value as of June 30, 2021	$9,967,999

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through August 12, 2021, the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required recognition or disclosure in the unaudited condensed financial statements.

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

Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Registration Statement on Form S-1 (Registration No. 333-252811) filed with the U.S. Securities and Exchange Commission (“SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on October 19, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination utilizing cash from the proceeds of the Initial Public Offering (as defined below), the partial exercise of the Over-Allotment Option (as defined below) and the sale of the Private Placement Warrants (as defined below), our capital stock, debt or a combination of cash, stock and debt. Although we are not limited to a particular industry or sector for purposes of consummating a Business Combination, we intend to initially focus our search on identifying a prospective target business in the technology, media and telecommunications industries in the United States and other developed countries. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our registration statement for the Initial Public Offering was declared effective on February 23, 2021. On February 26, 2021, we consummated the Initial Public Offering of 34,500,000 units (the “Units” and the shares of Class A common stock included in the Units, the “Public Shares”), including the underwriters’ exercise of their full over-allotment option of 4,500,000 units, at $10.00 per Unit (“Over-Allotment Option”), generating gross proceeds of $345.0 million (the “Initial Public Offering”), and incurring offering costs of approximately $18.8 million, inclusive of approximately $11.8 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale (the “Private Placement”) of an aggregate of 5,933,333 warrants (the “Private Placement Warrants”) to our Sponsor, X-icity Holdings Corporation, at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $8.9 million.

Upon the closing of the Initial Public Offering and the Private Placement, a total of $345.0 million was placed in a trust account (“Trust Account”) and we had $2.0 million of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $18.9 million in transaction costs, including $6.7 million of underwriting fees, $11.8 million of deferred underwriting fees and $0.3 million of other costs.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 19, 2020 (inception) through June 30, 2021, were organizational activities, those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of a Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $438,534 which consists of operating costs of $325,388 and changes in fair value of warrant liabilities of $125,666, partially offset by interest income on marketable securities held in the Trust Account of $12,520. For the six months ended June 30, 2021, we had a net loss of $3,708,632 which consists of operating costs of $440,323, warrant offering costs of $494,746 and changes in fair value of warrant liabilities of $2,792,999, partially offset by interest income on marketable securities held in the Trust Account of $19,436.

Liquidity and Capital Resources

As of June 30, 2021, we had $1.2 million of cash and working capital of $1.4 million.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the Sponsor’s payment of $25,000 of our liabilities in exchange for issuance of 7,187,500 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”), and a promissory note (the “Note”) issued by the Sponsor. We repaid the Note on February 26, 2021.

On February 26, 2021, we consummated the Initial Public Offering of 34,500,000 Units, including the underwriters’ exercise of their full Over-Allotment Option, generating gross proceeds of $345.0 million. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,933,333 Private Placement Warrants to our Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $8.9 million.

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

As of June 30, 2021, we had marketable securities held in the Trust Account of $345,019,436. We intend to utilize substantially all of the funds held in the Trust Account, including any amounts representing interest earned on funds in the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the six months ended June 30, 2021, cash used in operating activities was $864,973. Net loss of $3,708,632 was impacted by the change in fair value of warrant liabilities of $2,792,999, deferred warrant offering costs of $303,250 and changes in operating assets and liabilities which used $233,154 of cash from operating activities, partially offset by interest earned on marketable securities held in the Trust Account of $19,436.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the initial stockholders or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1.5 million of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term cash obligations, other than the deferred underwriting commissions described below and an agreement to pay our Sponsor a monthly fee of $10,000 for office space, administrative and support services. We began incurring these fees on February 23, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or our liquidation.

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

Class A Common Stock Subject to Possible Redemption

All of the 34,500,000 shares of Class A common stock included in the Units sold as part of the Initial Public Offering contain a redemption feature as described in the prospectus for the public offering. In accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity, redemption provisions not solely within the control of Colicity Inc. require the security to be classified outside of permanent equity. Our amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. Colicity Inc. recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital.

Public and Private Placement Warrants

We account for the warrants issued in connection with our Initial Public Offering in accordance with ASC Topic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which we have determined that the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date, with changes in fair value recognized in the statement of operations in the period of the change.

Recent accounting standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity and amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently evaluating the impact of this standard on our financial statements but we do not expect the adoption of ASU 2020-06 will have a material effect on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to significant market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (“Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no material associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

On April 12, 2021, the staff at the SEC issued a statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, as compared to the historical treatment of the warrants as equity, which has been the practice of most SPACs, including us. We had previously classified our Private Placement Warrants and public warrants as equity (for a full description of our Private Placement Warrants and public warrants, refer to the registration statement on Form S-1 (File No. 333- 252811), filed in connection with the Company’s Initial Public Offering, declared effective by the SEC on February 23, 2021).

After considering the SEC Staff Statement, we concluded that there were misstatements in the February 26, 2021 audited closing balance sheet we filed with the SEC on Form 8-K on March 4, 2021. Based on the guidance in ASC 815, we concluded that provisions in the warrant agreements preclude the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value when issued as part of the Unit on February 26, 2021, and at each reporting date thereafter, with changes in fair value recognized in the statements of operations in the period of change. Further, ASC 815 requires that upfront costs and fees related to items carried at fair value (our warrant liabilities) should have been recognized as expense as incurred.

We have corrected the accounting for the warrants beginning with our Quarterly Report on Form 10-Q for the three months ended March 31, 2021. The effect of the restatement on specific line items in our February 26, 2021 audited closing date balance sheet can be found in footnote 3 of the Notes to Condensed Financial Statements.

Evaluation of Disclosure Controls and Procedures

As previously reported, in connection with the restatement of our February 26, 2021 audited closing balance sheet, management reassessed the effectiveness of our disclosure controls and procedures that were in place as of March 31, 2021 and June 30, 2021. As a result of that reassessment and in light of the SEC Staff Statement, management determined that our disclosure controls and procedures as of March 31, 2021 and June 30, 2021 were not effective solely as a result of the classification of the warrants as components of equity instead of as derivative liabilities. Due solely to the events that led to our restatement, management made changes in internal controls related to the accounting for warrants issued in connection with our Initial Public Offering, including improving our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Improvements to our internal controls include providing enhanced access to accounting literature; greater access to research materials and documents; and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

In light of the material weakness that we originally identified in our financial statements as of March 31, 2021, we performed additional analysis as deemed necessary to ensure that our financial statements as of and for the three and six months ended June 30, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented. However, as noted above, remediating the material weakness will be accomplished over time. As such, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021 and have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of such date.

Changes in Internal Control over Financial Reporting

Other than the changes noted above with respect to changes in internal controls related to accounting for warrants, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 26, 2021, we consummated the Initial Public Offering of 34,500,000 Units, including the issuance of 4,500,000 Units as a result of the underwriters’ exercise of their Over-Allotment Option in full. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $345.0 million. Goldman Sachs & Co. LLC and PJT Partners L acted as joint book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-252811). The SEC declared the registration statement effective on February 23, 2021.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLICITY INC.
(Registrant)

Date: August 12, 2021	By:	/s/ Steve Ednie
Steve Ednie
Chief Financial Officer and Secretary
Principal Financial and Accounting Officer