Form 10-Q
period 2021-09-30
Colicity Inc.
filed 2021-11-12
CIK 1829615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 12, 2021, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

COLICITY INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COLICITY INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS:
Current assets:
Cash	$998,001	$-
Prepaid expenses	431,166	-
Total current assets	1,429,167	-
Deferred offering costs	-	37,736
Marketable securities held in Trust Account	345,023,876	-
Total Assets	$346,453,043	$37,736

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accrued expenses	$117,271	$229
Franchise tax payable	140,887	-
Promissory note – related party	-	18,143
Total current liabilities	258,158	18,372
Warrant liabilities	11,107,000	-
Deferred underwriting fee payable	11,753,875	-
Total Liabilities	23,119,033	18,372

Commitments and Contingencies
Class A common stock subject to possible redemption, 34,500,000 and 0 shares at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020, respectively	345,000,000	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 200,000,000 shares authorized	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	-	24,137
Accumulated deficit	(21,666,853)	(5,636)
Total Stockholders’ Equity (Deficit)	(21,665,990)	19,364
Total Liabilities and Stockholders’ Equity (Deficit)	$346,453,043	$37,736

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLICITY INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

General and administrative expenses	$170,379	$528,928
Franchise tax expense	59,113	140,887
Loss from operations	(229,492)	(669,815)

Other income (expense), net:
Interest earned on marketable securities held in Trust Account	4,440	23,876
Warrant offering costs	-	(494,746)
Change in fair value of warrant liabilities	9,486,999	6,694,000
Other income, net	9,491,439	6,223,130
Income before provision for income taxes	9,261,947	5,553,315
Provision for income taxes	-	-
Net income	$9,261,947	$5,553,315

Basic and diluted weighted average shares outstanding of Class A common stock subject to possible redemption	34,500,000	27,423,077
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.21	$0.15

Basic and diluted weighted average shares outstanding of Class B non-redeemable common stock	8,625,000	8,625,000
Basic and diluted net income per share, Class B non-redeemable common stock	$0.21	$0.15

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLICITY INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance – December 31, 2020	-	$-	8,625,000	$863	$24,137	$(5,636)	$19,364

Accretion for Class A common stock to redemption amount	-	-	-	-	(24,137)	(27,214,532)	(27,238,669)

Net loss	-	-	-	-	-	(3,270,098)	(3,270,098)

Balance – March 31, 2021	-	-	8,625,000	863	-	(30,490,266)	(30,489,403)

Net loss	-	-	-	-	-	(438,534)	(438,534)

Balance – June 30, 2021	-	-	8,625,000	863	-	(30,928,800)	(30,927,937)

Net income	-	-	-	-	-	9,261,947	9,261,947

Balance – September 30, 2021	-	$-	8,625,000	$863	$-	$(21,666,853)	$(21,665,990)

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLICITY INC.

CONDENSED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$5,553,315
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(23,876)
Deferred warrant offering costs	303,250
Change in fair value of warrant liabilities	(6,694,000)
Changes in operating assets and liabilities:
Prepaid expenses	(431,166)
Accrued expenses	117,042
Franchise tax payable	140,887
Net cash used in operating activities	(1,034,548)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units (including $17.8 million initial measurement of warrants accounted for as liabilities), net of underwriting discounts paid	338,456,786
Proceeds from sale of Private Placement Warrants	8,900,000
Repayment of promissory note – related party	(18,143)
Payment of offering costs	(306,094)
Net cash provided by financing activities	347,032,549

Net Change in Cash	998,001
Cash – Beginning of period	-
Cash – End of period	$998,001

Non-Cash financing activities:
Accretion for Class A common stock to redemption amount	$27,238,669
Deferred underwriting fee payable	11,753,875
Payment of offering costs through promissory note – related party	37,736

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

All activity for the period from October 19, 2020 (inception) through September 30, 2021 relates to the Company’s formation, its Initial Public Offering (as defined below), and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds of the Initial Public Offering.

The Company’s sponsor is X-icity Holdings Corporation, a Washington corporation (the “sponsor”). The registration statement for the Initial Public Offering was declared effective on February 23, 2021. On February 26, 2021, the Company consummated the Initial Public Offering of 34,500,000 units (the “Units” and the shares of Class A common stock included in the Units, the “Public Shares”), including the underwriters’ exercise of their full over-allotment option of 4,500,000 units, at $10.00 per Unit (“Over-Allotment Option”), generating gross proceeds of $345.0 million (the “Initial Public Offering”), and incurring offering costs of approximately $18.8 million, inclusive of approximately $11.8 million in deferred underwriting commissions (see Note 7).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering filed with the SEC on February 25, 2021 (the “Prospectus”), as well as the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2021 (see Note 3). The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Prospectus. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $1.0 million in its operating bank account and working capital of approximately $1.2 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the receipt of $25,000 from the sponsor in exchange for the issuance of the Founder Shares, and a promissory note (the “Note”) issued by the sponsor (see Note 6). The Company repaid the Note on February 26, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor may provide the Company Working Capital Loans (as defined in Note 6). As of September 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. One of the more significant accounting estimates included in these financial statements is the determination of fair value of the Private Placement Warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. As of September 30, 2021, the Company had not withdrawn any of the interest earned on the Trust Account to pay franchise or income tax obligations. The Company did not have any marketable securities held in a trust account at December 31, 2020.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering. Offering costs amounted to $18.8 million of which $0.5 million were allocated to the warrant liabilities and expensed immediately and $18.3 million were charged to temporary equity upon the completion of the Initial Public Offering and the exercise of the Over-Allotment Option.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The fair value of the warrants as of September 30, 2021, was estimated using a Monte Carlo simulation approach for the Private Placement Warrants and market price for the public warrants (see Note 9).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, all of the Company’s 34,500,000 shares of Class A common stock are subject to possible redemption and are presented at redemption amount as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheet. The Company did not have any Class A common stock subject to possible redemption at December 31, 2020.

As part of the revision of its financial statements (discussed in Note 3), the Company has classified all of its shares of Class A common stock as redeemable. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

The Class A common stock subject to possible redemption reflected on the balance sheet as of September 30, 2021 is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(8,901,000)
Class A common stock offering costs	(18,337,669)
Plus:
Accretion of carrying value to redemption amount	27,238,669
Class A common stock subject to possible redemption	$345,000,000

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s currently taxable income primarily consists of interest income on funds held in the Trust Account less any franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three and nine months ended September 30, 2021, was 0%, which differs from the expected income tax rate primarily due to the recognition of gain or loss from the change in the fair value of warrant liabilities, which is not recognized for tax purposes, and recording a full valuation allowance on the Company’s deferred tax assets as of September 30, 2021.

Net Income per Common Share

Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and the Private Placement to purchase 12,833,333 shares of Class A common stock in the calculation of diluted net income per share, since the average market price of the Company’s Class A common stock for the three and nine months ended September 30, 2021 was below the warrants’ $11.50 exercise price and the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The Company has two classes of common shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common shares as long as a business combination is consummated. Accretion associated with the redeemable shares of Class A common stock is excluded from net income per share as the redemption amount approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock (in dollars, except share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B

Basic and diluted net income per common share:
Numerator:
Allocation of net income	$7,409,558	$1,852,389	$4,224,608	$1,328,707
Denominator:
Basic and diluted weighted average common shares outstanding	34,500,000	8,625,000	27,423,077	8,625,000
Basic and diluted net income per common share	$0.21	$0.21	$0.15	$0.15

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity and amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As an emerging growth company under the JOBS Act, the provisions of ASU 2020-06 are effective for the Company beginning on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact of this standard on its financial statements but does not expect the adoption of ASU 2020-06 will have a material effect on its financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 —Revision of Previously Issued Financial Statement

During the third quarter of 2021, the Company determined that it was appropriate to revise the presentation of Class A common stock subject to redemption to reflect all such shares within temporary equity since the Class A common stock redemption feature is not solely within the control of the Company. Previously, the Company classified a portion of its common stock subject to redemption as permanent equity in order to maintain net tangible assets of at least $5 million as required by its amended and restated certificate of incorporation. However, after further review, the Company believes classifying all of its common stock subject to redemption as temporary equity does not invalidate the $5 million requirement.  Additionally, the Company notes that all of its Class A common stock is “subject to redemption” although, as discussed above in Note 1, the Company will not redeem its Class A common stock in an amount that would cause its net tangible assets to be less than $5,000,001.

The accompanying statements of changes in stockholders’ equity (deficit) and cash flows no longer present the change in redeemable shares to align with the presentation of all Class A common stock as temporary equity. In addition, the Company’s condensed statements of changes in stockholders’ equity (deficit) for the three months ended March 31, 2021 and June 30, 2021 in these financial statements have been revised to reflect the classification of all of its Class A common stock as temporary equity. There has been no change to the Company’s total assets, liabilities or operating results.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its net income per share calculation to allocate net income evenly to Class A common stock and Class B common stock.  This presentation contemplates a business combination as the most likely outcome, in which case, both classes of stock share pro rata in the net income/loss of the Company.

The following tables summarizes the effect of the revision on specific line items in the Company’s February 26, 2021 audited closing date balance sheet:

	As Previously Reported	Revision Adjustments	As Revised
Balance Sheet as of February 26, 2021 (in dollars, except share amounts)
Class A common stock subject to possible redemption	$312,303,500	$32,696,500	$345,000,000
Class A common stock	327	(327)	-
Additional paid-in capital	5,501,637	(5,501,637)	-
Accumulated deficit	(502,822)	(27,194,536)	(27,697,358)
Total stockholders’ equity (deficit)	5,000,005	(32,696,500)	(27,696,495)

Number of Class A common shares subject to redemption	33,010,450	1,489,550	34,500,000

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

In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. At September 30, 2021 and December 31, 2020, the Company did not have any borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on February 23, 2021 and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $71,786, respectively, in fees for these services.

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

Note 8 — Stockholders’ Equity (Deficit)

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2021, there were no shares of Class A common stock issued or outstanding classified as equity as all of the 34,500,000 shares of Class A common stock issued and outstanding at September 30, 2021 are subject to possible redemption and have been reflected in temporary equity on the Company’s balance sheet. There were no shares of Class A common stock issued or outstanding at December 31, 2020.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

Note 10 — Fair Value Measurements

At September 30, 2021, assets held in the Trust Account were comprised of $345,023,876 in money market funds which are invested in U.S. Treasury securities. As of September 30, 2021, the Company had not withdrawn any of the interest earned in the Trust Account to pay franchise or income tax obligations. There were no funds held in the Trust Account at December 31, 2020.

At September 30, 2021, there were 6,900,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding. There were no Public or Private Placement Warrants outstanding at December 31, 2020.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2021
Assets:
Marketable securities held in Trust Account - U.S. Treasury Securities Money Market Fund	1	$345,023,876
Liabilities:
Warrant liabilities - Public Warrants	1	$5,589,000
Warrant liabilities - Private Placement Warrants	3	5,518,000
Total warrant liabilities		$11,107,000

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

The Company established the initial fair value for the warrants on February 26, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-fifth of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date.

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at September 30, 2021:

September 30,
Input	2021
Risk-free interest rate	1.05%
Expected term (years)	5
Expected volatility	21.00%
Exercise price	$11.50
Stock price	$9.77

The Company’s use of a Monte Carlo simulation model required the use of subjective assumptions as follows:

●	The risk-free interest rate assumption was based on the U.S. Treasury rate for expected terms, which was commensurate with the contractual term of the warrants, which expire on the earlier of (i) five years after the completion of the initial Business Combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The expected term was determined based on the exercise period, the warrants become exercisable on the later of (i) 30 days after the completion of a Business Combination and (ii) 12 months from the Initial Public Offering date. An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The expected volatility assumption was based on observed volatilities from comparable publicly-traded companies, determined based on the size and proximity of other similar business combinations, as well as the volatility implied by the public trading price of Colicity public warrants and Public Shares. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The stock price at Initial Public Offering (inception) represents the unit price less one-fifth of the warrant price at the Initial Public Offering date. Commencing April 16, 2021, the Company’s Units were able to be separately traded as Class A common stock and warrants. As a result, the stock price at September 30, 2021 represents the market price of Class A common stock on that date.

Based on the applied volatility assumption and the expected term to a business combination noted above, the Company determined that the fair value of the warrant liabilities at February 26, 2021 (inception) was $17.8 million. As of September 30, 2021, the aggregate value of the warrants was $11.1 million. The aggregate change in the fair value of the warrant liabilities since inception of $6.7 million was recognized in the condensed statements of operations.

The change in the fair value of the warrant liabilities classified as Level 3 for the period from February 26, 2021 (inception) through September 30, 2021 is summarized as follows:

Warrant
Liabilities
Initial measurement on February 26, 2021	$17,801,000
Change in fair value of warrant liabilities	2,667,333
Fair value as of March 31, 2021	20,468,333
Transfers out of Level 3	(8,970,000)
Change in fair value of warrant liabilities	(1,530,334)
Fair value as of June 30, 2021	9,967,999
Change in fair value of warrant liabilities	(4,449,999)
Fair value as of September 30, 2021	$5,518,000

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 12, 2021, the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required recognition or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 19, 2020 (inception) through September 30, 2021, were organizational activities, those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of a Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $9.3 million which primarily consists of $9.5 million of changes in fair value of warrant liabilities and interest income on marketable securities held in the Trust Account of $4,440, partially offset by operating costs of $0.2 million. For the nine months ended September 30, 2021, we had net income of $5.6 million which primarily consists of $6.7 million of changes in fair value of warrant liabilities and interest income on marketable securities held in the Trust Account of $23,876, partially offset by operating costs of $0.7 million and warrant offering costs of $0.5 million.

Liquidity and Capital Resources

As of September 30, 2021, we had $1.0 million of cash and working capital of $1.2 million.

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

As of September 30, 2021, we had marketable securities held in the Trust Account of $345,023,876. We intend to utilize substantially all of the funds held in the Trust Account, including any amounts representing interest earned on funds in the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the nine months ended September 30, 2021, cash used in operating activities was $1.0 million. Net income of $5.6 million was primarily impacted by the change in fair value of warrant liabilities of $6.7 million, interest earned on marketable securities held in the Trust Account of $23,876 and changes in operating assets and liabilities which used $0.2 million of cash from operating activities, partially offset by deferred warrant offering costs of $0.3 million.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Class A Common Stock Subject to Possible Redemption

All of the 34,500,000 shares of Class A common stock included in the Units sold as part of the Initial Public Offering contain a redemption feature as described in the prospectus for the public offering. In accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity, redemption provisions not solely within the control of Colicity Inc. require the security to be classified outside of permanent equity. As a result, all of our Class A common stock is classified as temporary equity.

Our amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. However, we believe classifying all of our common stock subject to redemption as temporary equity does not invalidate the $5 million requirement as we will not redeem our Class A common stock in an amount that would cause our net tangible assets to be less than $5,000,001.

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

Recent accounting standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity and amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As an emerging growth company under the JOBS Act, the provisions of ASU 2020-06 are effective for Colicity beginning on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently evaluating the impact of this standard on our financial statements but do not expect the adoption of ASU 2020-06 to have a material effect on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to significant market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (“Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no material associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2021, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Certifying Officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the quarter ended June 30, 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.

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

COLICITY INC.
(Registrant)

Date: November 12, 2021	By:	/s/ Steve Ednie
Steve Ednie
Chief Financial Officer and Secretary
Principal Financial and Accounting Officer