Form 10-Q/A
period 2021-09-30
Colicity Inc.
filed 2021-12-08
CIK 1829615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of December 8, 2021, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

Colicity Inc. (the “Company”, “we”, “our” or “us”) is filing this Amendment No. 1 (this “Amendment”) to amend our Quarterly Report on Form 10–Q for the quarterly period ended September 30, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Filing”), to amend and restate certain items included in the Original Filing.

Background of Restatement

We are filing this Amendment to address management’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable shares of Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering on February 26, 2021. Historically, a portion of the Public Shares was classified as permanent equity to maintain net tangible assets greater than $5,000,001 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with the 10-Q/A filing, the Company revised this interpretation to include temporary equity in net tangible assets. Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of the Public Shares as temporary equity. As a result, management corrected the error by restating all its Class A common stock subject to possible redemption as temporary equity.

In connection with the change in presentation of the Class A common stock subject to possible redemption, the Company revised its net income (loss) per share calculation to allocate net income (loss) pro rata between Class A and Class B common stock. This presentation differs from the previously presented method of net income (loss) per share, which was similar to the two-class method.

As a result, the Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data as of and for the periods ended March 31, 2021 and June 30, 2021, as well as the Form 8-K filed on March 4, 2021 should be restated in this Form 10-Q/A as a result of this error (See Note 3 to the financial statements included in this September 30, 2021 amended Form 10-Q). These restatements result in a change in the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but net income (loss) per share was impacted due to a change in presentation relating to the restatements.

The restated amounts did not have any impact on the Company’s cash position or marketable securities held in the trust account established in connection with the Company’s initial public offering.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Filing should no longer be relied upon. On November 30, 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Filing.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form 10-Q, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

COLICITY INC.

FORM 10-Q/A

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

COLICITY INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

RESTATED

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance – December 31, 2020	-	$-	8,625,000	$863	$24,137	$(5,636)	$19,364

Accretion for Class A common stock to possible redemption amount	-	-	-	-	(24,137)	(27,214,532)	(27,238,669)

Net loss	-	-	-	-	-	(3,270,098)	(3,270,098)

Balance – March 31, 2021 (as Restated)	-	-	8,625,000	863	-	(30,490,266)	(30,489,403)

Net loss	-	-	-	-	-	(438,534)	(438,534)

Balance – June 30, 2021 (as Restated)	-	-	8,625,000	863	-	(30,928,800)	(30,927,937)

Net income	-	-	-	-	-	9,261,947	9,261,947

Balance – September 30, 2021	-	$-	8,625,000	$863	$-	$(21,666,853)	$(21,665,990)

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLICITY INC.

CONDENSED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$5,553,315
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(23,876)
Deferred warrant offering costs	303,250
Change in fair value of warrant liabilities	(6,694,000)
Changes in operating assets and liabilities:
Prepaid expenses	(431,166)
Accrued expenses	117,042
Franchise tax payable	140,887
Net cash used in operating activities	(1,034,548)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units (including $17.8 million initial measurement of warrants accounted for as liabilities), net of underwriting discounts paid	338,456,786
Proceeds from sale of Private Placement Warrants	8,900,000
Repayment of promissory note – related party	(18,143)
Payment of offering costs	(306,094)
Net cash provided by financing activities	347,032,549

Net Change in Cash	998,001
Cash – Beginning of period	-
Cash – End of period	$998,001

Non-Cash financing activities:
Accretion for Class A common stock to possible redemption amount	$27,238,669
Deferred underwriting fee payable	11,753,875
Payment of offering costs through promissory note – related party	37,736

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering filed with the SEC on February 25, 2021 (the “Prospectus”), as well as the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2021 and restated in accordance with Note 3 below. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Prospectus. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

As part of the restatement of its previously issued financial statements (discussed in Note 3), the Company has classified all of its shares of Class A common stock as redeemable. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

The Class A common stock subject to possible redemption reflected on the balance sheet as of September 30, 2021 is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(8,901,000)
Class A common stock offering costs	(18,337,669)
Plus:
Accretion of carrying value to possible redemption amount	27,238,669
Class A common stock subject to possible redemption	$345,000,000

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

Note 3 —Restatement of Previously Issued Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into account that a redemption cannot result in net tangible assets being less than $5,000,001 and therefore classified a portion of its Class A common stock in permanent equity. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with the 10-Q/A filing, the Company revised this interpretation to include temporary equity in net tangible assets. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the temporary equity should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its net income (loss) per share calculated to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss).

The following table summarizes the impact of the restatement on specific line items in the Company’s previously issued financial statements (in dollars, except share amounts):

	As Previously Reported	Adjustments	As Restated
Balance Sheet as of February 26, 2021 (audited):
Class A common stock subject to possible redemption	312,303,500	32,696,500	345,000,000
Class A common stock	327	(327)	-
Additional paid-in capital	5,501,637	(5,501,637)	-
Accumulated deficit	(502,822)	(27,194,536)	(27,697,358)
Total stockholders’ equity (deficit)	5,000,005	(32,696,500)	(27,696,495)

Number of Class A common shares subject to possible redemption	33,010,450	1,489,550	34,500,000

Balance Sheet as of March 31, 2021 (unaudited):
Class A common stock subject to possible redemption	309,510,590	35,489,410	345,000,000
Class A common stock	355	(355)	-
Additional paid-in capital	8,274,523	(8,274,523)	-
Accumulated deficit	(3,275,734)	(27,214,532)	(30,490,266)
Total stockholders’ equity (deficit)	5,000,007	(35,489,410)	(30,489,403)

Number of Class A common shares subject to possible redemption	30,951,059	3,548,941	34,500,000

Balance Sheet as of June 30, 2021 (unaudited):
Class A common stock subject to possible redemption	309,072,060	35,927,940	345,000,000
Class A common stock	359	(359)	-
Additional paid-in capital	8,713,049	(8,713,049)	-
Accumulated deficit	(3,714,268)	(27,214,532)	(30,928,800)
Total stockholders’ equity (deficit)	5,000,003	(35,927,940)	(30,927,937)

Number of Class A common shares subject to possible redemption	30,907,206	3,592,794	34,500,000

Statement of Operations for the Three Months Ended March 31, 2021 (unaudited):
Basic and diluted weighted average shares outstanding of Class A common stock subject to possible redemption	34,500,000	(21,466,667)	13,033,333
Basic and diluted net loss per share, Class A common stock subject to possible redemption	-	(0.15)	(0.15)
Basic and diluted weighted average shares outstanding of Class B non-redeemable common stock	8,625,000	-	8,625,000
Basic and diluted net loss per share, Class B non-redeemable common stock	(0.38)	0.23	(0.15)

Statement of Operations for the Three Months Ended June 30, 2021 (unaudited):
Basic and diluted weighted average shares outstanding of Class A common stock subject to possible redemption	34,500,000	-	34,500,000
Basic and diluted net loss per share, Class A common stock subject to possible redemption	-	(0.01)	(0.01)
Basic and diluted weighted average shares outstanding of Class B non-redeemable common stock	8,625,000	-	8,625,000
Basic and diluted net loss per share, Class B non-redeemable common stock	(0.05)	0.04	(0.01)

Statement of Operations for the Six Months Ended June 30, 2021 (unaudited):
Basic and diluted weighted average shares outstanding of Class A common stock subject to possible redemption	34,500,000	(10,674,033)	23,825,967
Basic and diluted net loss per share, Class A common stock subject to possible redemption	-	(0.11)	(0.11)
Basic and diluted weighted average shares outstanding of Class B non-redeemable common stock	8,625,000	-	8,625,000
Basic and diluted net loss per share, Class B non-redeemable common stock	(0.43)	0.32	(0.11)

Statement of Cash Flows for the three months ended March 31, 2021 (unaudited):
Initial classification of common stock subject to possible redemption	309,510,590	(309,510,590)	-
Accretion for Class A common stock to possible redemption amount	-	27,238,669	27,238,669

Statement of Cash Flows for the six months ended June 30, 2021 (unaudited):
Initial classification of common stock subject to possible redemption	309,510,590	(309,510,590)	-
Change in value of common stock subject to possible redemption	(438,530)	438,530	-
Accretion for Class A common stock to possible redemption amount	-	27,238,669	27,238,669

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

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through December 8, 2021, the date the unaudited condensed financial statements were issued. Based upon this review, other than the restatement discussed in Note 3, the Company did not identify any subsequent events that would have required recognition or disclosure in the unaudited condensed financial statements.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the temporary equity should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. In addition to the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its income (loss) per share calculated to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss).

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

Our amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. However, we believe classifying all of our common stock subject to possible redemption as temporary equity does not invalidate the $5 million requirement as we will not redeem our Class A common stock in an amount that would cause our net tangible assets to be less than $5,000,001.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the evaluation date due to a material weakness in internal controls over financial reporting related to the failure to properly account for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the material weakness identified in our internal controls related to the Company’s accounting for complex financial instruments. This material weakness resulted in the restatement of the Company’s balance sheet as of February 26, 2021, and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.

Changes in Internal Control over Financial Reporting

Except as set forth below, there was no change in our internal control over financial reporting that occurred during the period from July 1, 2021 through September 30, 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management identified errors in its historical financial statements related to the accounting for the Public Shares and net income (loss) per share. Because the Public Shares issued in the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, we should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Company’s Initial Public Offering. In addition, the net income (loss) per share calculation should have allocated income and losses pro rata between our Class A and Class B common stock.

Therefore, in consultation with the audit committee of our board of directors, we concluded that our previously filed financial statements and other financial data as of and for the periods ended March 31, 2021 and June 30, 2021, as well as the Form 8-K filed on March 4, 2021 should no longer be relied upon and should be restated to report all Public Shares as temporary equity and net income (loss) per share pro rata between our Class A and Class B common stock. As such, we have restated such financial statements in this quarterly report, as described in Note 3 of the notes to the financial statements included herein.

In light of the identified material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements and related financial information included in this quarterly report fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods covered in this report.

Remediation Plan

To address the material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial advisors and other third-party professionals. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As we continue to evaluate and improve our financial reporting process, we may take additional actions to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Amended Quarterly Report, there have been no material changes to the risk factors disclosed in our Registration Statement filed with the SEC.

We identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our management and our audit committee concluded that we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

COLICITY INC.
(Registrant)

Date: December 8, 2021	By:	/s/ Steve Ednie
Steve Ednie
Chief Financial Officer and Secretary
Principal Financial and Accounting Officer