Form 10-Q
period 2022-03-31
Colicity Inc.
filed 2022-05-12
CIK 1829615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 9, 2022, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

COLICITY INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COLICITY INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS:	(Unaudited)
Current assets:
Cash	$235,253	$732,368
Prepaid expenses	272,207	279,871
Total current assets	507,460	1,012,239
Marketable securities held in Trust Account	345,149,683	345,031,165
Total Assets	$345,657,143	$346,043,404

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accrued expenses	$55,377	$115,861
Franchise tax payable	50,000	200,000
Total current liabilities	105,377	315,861
Warrant liabilities	5,370,667	10,544,000
Deferred underwriting fee payable	11,753,875	11,753,875
Total Liabilities	17,229,919	22,613,736

Commitments and Contingencies
Class A common stock subject to possible redemption, 34,500,000 shares at $10.00 per share redemption value	345,000,000	345,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, no non-redeemable shares issued or outstanding	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863

Accumulated deficit	(16,573,639)	(21,571,195)
Total Stockholders’ Deficit	(16,572,776)	(21,570,332)
Total Liabilities and Stockholders’ Deficit	$345,657,143	$346,043,404

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLICITY INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	2022	2021

General and administrative expenses	$244,295	$92,275
Franchise tax expense	50,000	22,660
Loss from operations	(294,295)	(114,935)

Other income (expense), net:
Interest earned on marketable securities held in Trust Account	118,518	6,916
Warrant offering costs	-	(494,746)
Change in fair value of warrant liabilities	5,173,333	(2,667,333)
Other income (expense), net	5,291,851	(3,155,163)
Income (loss) before provision for income taxes	4,997,556	(3,270,098)
Provision for income taxes	-	-
Net income (loss)	$4,997,556	$(3,270,098)

Basic and diluted weighted average shares outstanding of Class A common stock subject to possible redemption	34,500,000	13,033,333
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.12	$(0.15)

Basic and diluted weighted average shares outstanding of Class B non-redeemable common stock	8,625,000	8,625,000
Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$0.12	$(0.15)

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLICITY INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance – December 31, 2021	-	$-	8,625,000	$863	$-	$(21,571,195)	$(21,570,332)

Net income	-	-	-	-	-	4,997,556	4,997,556

Balance – March 31, 2022	-	$-	8,625,000	$863	$-	$(16,573,639)	$(16,572,776)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance – December 31, 2020	-	$-	8,625,000	$863	$24,137	$(5,636)	$19,364

Accretion for Class A common stock to possible redemption amount					(24,137)	(27,214,532)	(27,238,669)

Net loss	-	-	-	-	-	(3,270,098)	(3,270,098)

Balance – March 31, 2021	-	$-	8,625,000	$863	$-	$(30,490,266)	$(30,489,403)

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLICITY INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the three months ended March 31
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$4,997,556	$(3,270,098)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(118,518)	(6,916)
Deferred warrant offering costs	-	303,250
Change in fair value of warrant liabilities	(5,173,333)	2,667,333
Changes in operating assets and liabilities:
Prepaid expenses	7,664	(541,538)
Accrued expenses	(60,484)	87,949
Franchise tax payable	(150,000)	22,660
Net cash used in operating activities	(497,115)	(737,360)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	-	(345,000,000)
Net cash used in investing activities	-	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units (including $17.8 million initial measurement of warrants accounted for as liabilities), net of underwriting discounts paid	-	338,456,786
Proceeds from sale of Private Placement Warrants	-	8,900,000
Proceeds from promissory note – related party	-	192,535
Repayment of promissory note – related party	-	(210,678)
Payment of offering costs	-	(306,094)
Net cash provided by financing activities	-	347,032,549

Net Change in Cash	(497,115)	1,295,189
Cash – Beginning of period	732,368	-
Cash – End of period	$235,253	$1,295,189

Non-Cash financing activities:
Accretion for Class A common stock to possible redemption amount	$-	$27,238,669
Deferred underwriting fee payable	-	11,753,875

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

All activity for the period from October 19, 2020 (inception) through March 31, 2022 relates to the Company’s formation, its Initial Public Offering (as defined below), and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds of the Initial Public Offering.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022 (the “Annual Report”). The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Annual Report. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $0.2 million in cash available for working capital purposes.

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

If the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination exceed the available funds in the operating account, we would have insufficient funds available to operate our business prior to a Business Combination. In order to finance transaction costs in connection with a Business Combination, the sponsor may, but is not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. However, if the Company is unable to complete a Business Combination by February 26, 2023, then the Company will: (i) cease all operations except for the purpose of liquidating, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less amounts released to pay the Company’s taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case, to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management has determined that the Company’s liquidity needs as well as the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern, should the Company be required to liquidate after February 26, 2023, as it is management’s intent to consummate a business combination prior to the mandatory liquidation date.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. Through March 31, 2022, the Company had not withdrawn any of the interest earned on the Trust Account to pay franchise or income tax obligations.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The fair value of the warrants as of March 31, 2022 and December 31, 2021, was estimated using a Monte Carlo simulation approach for the Private Placement Warrants and market price for the public warrants (see Note 9).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, all of the Company’s 34,500,000 shares of Class A common stock are subject to possible redemption and are presented at redemption amount as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company classifies all of its shares of Class A common stock as redeemable. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets as of March 31, 2022 and December 31, 2021 is reconciled in the following table:

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

For the three months ended March 31, 2022, the Company has utilized the discrete effective tax rate method, as permitted by ASC 740-270-30-18, to calculate its interim income tax provision. The discrete method is applied when it is not possible to reliably estimate the annual effective tax rate and uses the actual effective tax rate for the year to date as the best estimate of the annual effective tax rate used to determine the income tax expense or benefit for an interim period. The Company believes that the use of the discrete method is currently more appropriate because the Company cannot reliably estimate its annual effective tax rate due to the high degree of uncertainty in forecasting (i) gain or loss from changes in the fair value of the warrant liabilities that may occur before the end of the annual reporting period and (ii) interest income from U.S. Treasury securities held in the Trust Account.

The Company’s currently taxable income primarily consists of interest income on funds held in the Trust Account less any franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During both the three months ended March 31, 2022 and 2021, the Company recorded no income tax expense. The Company’s effective tax rate for both the three months ended March 31, 2022 and 2021 was 0%, which differs from the statutory income tax rate primarily due to the recognition of gain or loss from the change in the fair value of warrant liabilities, which is not recognized for tax purposes, and recording a full valuation allowance on its deferred tax assets.

Net Income (loss) per Common Share

Net income (loss) per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and the Private Placement to purchase 12,833,333 shares of Class A common stock in the calculation of diluted net income per share, since the average market price of the Company’s Class A common stock for both the three months ended March 31, 2022 and 2021 was below the warrants’ $11.50 exercise price and the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The Company has two classes of common shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common shares. This presentation assumes a business combination as it is management’s intent to consummate a business combination prior to the mandatory liquidation date. Accretion associated with the redeemable shares of Class A common stock is excluded from net income (loss) per share as the redemption amount approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock (in dollars, except share amounts):

	Three Months Ended March 31
	2022		2021
	Class A	Class B	Class A	Class B

Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$3,998,045	$999,511	$(1,967,847)	$(1,302,251)
Denominator:
Basic and diluted weighted average common shares outstanding	34,500,000	8,625,000	13,033,333	8,625,000
Basic and diluted net income (loss) per common share	$0.12	$0.12	$(0.15)	$(0.15)

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, Fair Value Measurements and Disclosures, approximates the carrying amounts represented in the condensed balance sheets, except for the warrant liabilities (see Note 9).

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

Note 5—Related Party Transactions

Founder Shares

On October 20, 2020, the sponsor paid for certain offering costs for an aggregate price of $25,000 in exchange for issuance of 7,187,500 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”). On February 3, 2021, the Company effected a 312,500 share stock dividend, on February 8, 2021, the Company effected a 1.0541667-for-1 common stock split and on February 23, 2021, the Company effected a 1.0909091-for-1 common stock split, resulting in an aggregate of 8,625,000 shares of Class B common stock outstanding. The sponsor transferred 40,250 Founder Shares to each of Wayne Perry, Dennis Weibling and Cathleen A. Massey, independent director nominees; 195,500 Founder Shares to Craig O. McCaw, director and Chief Executive Officer; 115,000 Founder Shares to Randy Russell, Chief Investment Officer; 97,750 Founder Shares to R. Gerard Salemme, director; 57,500 Founder Shares to Steve Ednie, Chief Financial Officer; and 329,648 Founder Shares to other directors, officers, employees, consultants and affiliates of Pendrell, in each case for approximately the same per-share price initially paid by the sponsor, resulting in the sponsor holding 7,708,852 Founder Shares. The Founder Shares, on an as-converted basis, represent 20.0% of the Company’s issued and outstanding shares.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company or, at the lender’s discretion, up to $1.5 million of such Working Capital Loan may be converted into warrants of the post Business Combination entity at a price of $1.50 per warrant. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The warrants would be identical to the Private Placement Warrants. At March 31, 2022 and December 31, 2021, the Company did not have any borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on February 23, 2021 and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 and $11,786, respectively, in fees for these services, all of which were paid within the applicable quarter.

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

Note 7 — Stock

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding classified as equity as all of the 34,500,000 shares of Class A common stock issued and outstanding were subject to possible redemption and have been reflected in temporary equity on the Company’s condensed balance sheets.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

Note 9 — Fair Value Measurements

At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $345,149,683 and $345,031,165, respectively, in money market funds which are invested in U.S. Treasury securities. Through March 31, 2022, the Company had not withdrawn any of the interest earned in the Trust Account to pay franchise or income tax obligations.

At March 31, 2022 and December 31, 2021, there were 6,900,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account - U.S. Treasury Securities	1	$345,149,683	$345,031,165
Liabilities:
Warrant liabilities - Public Warrants	1	$2,760,000	$5,382,000
Warrant liabilities - Private Placement Warrants	3	2,610,667	5,162,000
Total warrant liabilities		$5,370,667	$10,544,000

Warrants

The warrants are accounted for as liabilities in accordance with ASC 815 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows:

	March 31,	December 31,
Input	2022	2021
Risk-free interest rate	2.41%	1.32%
Expected term (years)	5	5
Expected volatility	14.75%	19.50%
Exercise price	$11.50	$11.50
Stock price	$9.77	$9.75

The Company’s use of a Monte Carlo simulation model required the use of subjective assumptions as follows:

●	The risk-free interest rate assumption was based on the U.S. Treasury rate for expected terms, which was commensurate with the contractual term of the warrants, which expire on the earlier of (i) five years after the completion of the initial Business Combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The expected term was determined based on the exercise period, the warrants become exercisable on the later of (i) 30 days after the completion of a Business Combination and (ii) 12 months from the Initial Public Offering date. An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The expected volatility assumption was based on observed volatilities from comparable publicly-traded companies, determined based on the size and proximity of other similar business combinations, as well as the volatility implied by the public trading price of Colicity Public Warrants and Public Shares. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The stock price at Initial Public Offering (inception) represents the unit price less one-fifth of the warrant price at the Initial Public Offering date. Commencing April 16, 2021, the Company’s Units were able to be separately traded as Class A common stock and warrants. As a result, the stock price at March 31, 2022 and December 31, 2021, represents the market price of Public Shares on those dates.

Based on the applied volatility assumption and the expected term to a business combination, the Company determined that the fair value of the warrant liabilities at February 26, 2021 (inception) was $17.8 million. On April 16, 2021, the Company transferred Public Warrants with fair value of $9.0 million from Level 3 to Level 1 of the fair value hierarchy. Commencing April 16, 2021, only Private Placement Warrants are classified as Level 3. The change in the fair value of the warrant liabilities classified as Level 3 for the period from February 26, 2021 (inception) through March 31, 2022 are summarized as follows:

Warrant
Liabilities
Initial measurement on February 26, 2021	$17,801,000
Change in fair value of warrant liabilities	2,667,333
Fair value as of March 31, 2021	20,468,333
Transfers out of Level 3	(8,970,000)
Change in fair value of warrant liabilities	(6,336,333)
Fair value as of December 31, 2021	5,162,000
Change in fair value of warrant liabilities	(2,551,333)
Fair value as of March 31, 2022	$2,610,667

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May 12, 2022, the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required recognition or disclosure in the unaudited condensed financial statements.

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

Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 19, 2020 (inception) through March 31, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of a Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $5.0 million which primarily consists of a gain of $5.2 million from changes in fair value of warrant liabilities and interest income on marketable securities held in the Trust Account of $0.1 million, partially offset by operating costs of $0.3 million.

For the three months ended March 31, 2021, we had a net loss of $3.3 million which primarily consists of a loss of $2.7 million from changes in fair value of warrant liabilities, warrant offering costs of $0.5 million and operating costs of $0.1 million, partially offset by interest income on marketable securities held in the Trust Account of $6,916.

Liquidity and Capital Resources

As of March 31, 2022, we had $0.2 million of cash available for working capital purposes.

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

As of March 31, 2022, we had marketable securities held in the Trust Account of $345,149,683. We intend to utilize substantially all of the funds held in the Trust Account, including any amounts representing interest earned on funds in the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the three months ended March 31, 2022, cash used in operating activities was $0.5 million. Net income of $5.0 million was primarily impacted by the noncash change in fair value of warrant liabilities of $5.2 million, interest earned on marketable securities held in the Trust Account of $0.1 million and changes in operating assets and liabilities which utilized $0.2 million of cash from operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $0.7 million. A net loss of $3.3 million and changes in operating assets and liabilities which utilized $0.4 million of cash from operating activities, were partially offset by the noncash change in fair value of warrant liabilities of $2.7 million and noncash deferred warrant offering costs of $0.3 million.

We intend to utilize the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

If the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination exceed the funds available in the operating account, we would have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

If we are unable to complete a Business Combination by February 26, 2023, then we will: (i) cease all operations except for the purpose of liquidating, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less amounts released to pay taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, we have determined that our liquidity needs as well as the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. The financial statements contained in this report do not include any adjustments that might result from our inability to continue as a going concern, should we be required to liquidate after February 26, 2023.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

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

Class A Common Stock Subject to Possible Redemption

All of the 34,500,000 shares of Class A common stock included in the Units sold as part of the Initial Public Offering contain a redemption feature as described in the prospectus for the public offering. In accordance with the FASB Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity, redemption provisions not solely within the control of Colicity Inc. require the security to be classified outside of permanent equity. As a result, all of our Class A common stock is classified as temporary equity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2022, we were not subject to significant market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (“Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no material associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2022, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended March 31, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the quarter ended December 31, 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions and improvements were completed as of December 31, 2021 and remediated during the quarter ended March 31, 2022.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.

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

On February 26, 2021, we consummated the Initial Public Offering of 34,500,000 Units, including the issuance of 4,500,000 Units as a result of the underwriters’ exercise of their Over-Allotment Option in full. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $345.0 million. Goldman Sachs & Co. LLC and PJT Partners LP acted as joint book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-252811). The SEC declared the registration statement effective on February 23, 2021.

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

COLICITY INC.
(Registrant)

Date: May 12, 2022	By:	/s/ Steve Ednie
Steve Ednie
Chief Financial Officer and Secretary
Principal Financial and Accounting Officer