Form 10-Q
period 2022-06-30
Colicity Inc.
filed 2022-08-10
CIK 1829615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 10, 2022, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

COLICITY INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COLICITY INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS:
Current assets:
Cash	$304,221	$732,368
Prepaid expenses	194,210	279,871
Total current assets	498,431	1,012,239
Marketable securities held in Trust Account	345,265,695	345,031,165
Total Assets	$345,764,126	$346,043,404

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accrued expenses	$17,669	$115,861
Federal tax payable	41,000	-
Franchise tax payable	20,000	200,000
Total current liabilities	78,669	315,861
Warrant liabilities	2,882,667	10,544,000
Deferred underwriting fee payable	11,753,875	11,753,875
Total Liabilities	14,715,211	22,613,736

Commitments and Contingencies
Class A common stock subject to possible redemption, 34,500,000 shares at $10.00 per share redemption value	345,000,000	345,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, no non-redeemable shares issued or outstanding	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863

Accumulated deficit	(13,951,948)	(21,571,195)
Total Stockholders’ Deficit	(13,951,085)	(21,570,332)
Total Liabilities and Stockholders’ Deficit	$345,764,126	$346,043,404

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLICITY INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

General and administrative expenses	$171,321	$266,275	$415,616	$358,550
Franchise tax expense	50,000	59,113	100,000	81,773
Loss from operations	(221,321)	(325,388)	(515,616)	(440,323)

Other income (expense), net
Interest earned on marketable securities held in Trust Account	410,012	12,520	528,530	19,436
Warrant offering costs	—	—	—	(494,746)
Change in fair value of warrant liabilities	2,488,000	(125,666)	7,661,333	(2,792,999)
Other income (expense), net	2,898,012	(113,146)	8,189,863	(3,268,309)
Income (loss) before provision for income taxes	2,676,691	(438,534)	7,674,247	(3,708,632)
Provision for income taxes	55,000	—	55,000	—
Net income (loss)	$2,621,691	$(438,534)	$7,619,247	$(3,708,632)

Basic and diluted weighted average shares outstanding of Class A common stock subject to possible redemption	34,500,000	34,500,000	34,500,000	23,825,967
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.06	$(0.01)	$0.18	$(0.11)

Basic and diluted weighted average shares outstanding of Class B non-redeemable common stock	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$0.06	$(0.01)	$0.18	$(0.11)

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLICITY INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance – December 31, 2021	-	$-	8,625,000	$863	$-	$(21,571,195)	$(21,570,332)

Net income	-	-	-	-	-	4,997,556	4,997,556

Balance – March 31, 2022	-	-	8,625,000	863	-	(16,573,639)	(16,572,776)

Net income	-	-	-	-	-	2,621,691	2,621,691

Balance – June 30, 2022	-	$-	8,625,000	$863	$-	$(13,951,948)	$(13,951,085)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance – December 31, 2020	-	$-	8,625,000	$863	$24,137	$(5,636)	$19,364

Accretion for Class A common stock to possible redemption amount					(24,137)	(27,214,532)	(27,238,669)

Net loss	-	-	-	-	-	(3,270,098)	(3,270,098)

Balance – March 31, 2021	-	-	8,625,000	863	-	(30,490,266)	(30,489,403

Net Loss	-	-	-	-	-	(438,534)	(438,534)

Balance – June 30, 2021	-	$-	8,625,000	$863	$-	$(30,928,800)	$(30,927,937)

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLICITY INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$7,619,247	$(3,708,632)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(528,530)	(19,436)
Deferred warrant offering costs	-	303,250
Change in fair value of warrant liabilities	(7,661,333)	2,792,999
Changes in operating assets and liabilities:
Prepaid expenses	85,661	(479,665)
Accrued expenses	(98,192)	164,738
Federal tax payable	41,000	-
Franchise tax payable	(180,000)	81,773
Net cash used in operating activities	(722,147)	(864,973)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	-	(345,000,000)
Cash withdrawn from Trust Account to pay taxes	294,000	-
Net cash provided by (used in) investing activities	294,000	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units (including $17.8 million initial measurement of warrants accounted for as liabilities), net of underwriting discounts paid	-	338,456,786
Proceeds from sale of Private Placement Warrants	-	8,900,000
Proceeds from promissory note – related party	-	192,535
Repayment of promissory note – related party	-	(210,678)
Payment of offering costs	-	(306,094)
Net cash provided by financing activities	-	347,032,549

Net Change in Cash	(428,147)	1,167,576
Cash – Beginning of period	732,368	-
Cash – End of period	$304,221	$1,167,576

Supplemental disclosure:
Income taxes paid	$14,000	$-

Non-Cash financing activities:
Accretion for Class A common stock to possible redemption amount	$-	$27,238,669
Deferred underwriting fee payable	-	11,753,875

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

All activity for the period from October 19, 2020 (inception) through June 30, 2022 relates to the Company’s formation, its Initial Public Offering (as defined below), and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds of the Initial Public Offering.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022 (the “Annual Report”). The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Annual Report. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $0.3 million in cash available for working capital purposes.

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

If the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination exceed the available funds in the operating account, we would have insufficient funds available to operate our business prior to a Business Combination. In order to finance transaction costs in connection with a Business Combination, the sponsor may, but is not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account are in money market funds which are invested in U.S. Treasury securities. Through June 30, 2022, the Company had withdrawn an aggregate of $0.3 million of interest earned on the assets held in the Trust Account to pay taxes as permitted.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The fair value of the warrants as of June 30, 2022 and December 31, 2021, was estimated using a Monte Carlo simulation approach for the Private Placement Warrants and market price for the public warrants (see Note 9).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, all of the Company’s 34,500,000 shares of Class A common stock are subject to possible redemption and are presented at redemption amount as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

The Class A common stock subject to possible redemption reflected on the condensed balance sheets as of June 30, 2022 and December 31, 2021 is reconciled in the following table:

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

For the three and six months ended June 30, 2022, the Company has utilized the discrete effective tax rate method, as permitted by ASC 740-270-30-18, to calculate its interim income tax provision. The discrete method is applied when it is not possible to reliably estimate the annual effective tax rate and uses the actual effective tax rate for the year to date as the best estimate of the annual effective tax rate used to determine the income tax expense or benefit for an interim period. The Company believes that the use of the discrete method is currently more appropriate because the Company cannot reliably estimate its annual effective tax rate due to the high degree of uncertainty in forecasting (i) gain or loss from changes in the fair value of the warrant liabilities that may occur before the end of the annual reporting period and (ii) interest income from U.S. Treasury securities held in the Trust Account.

The Company’s currently taxable income primarily consists of interest income on funds held in the Trust Account less any franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. For the three and six months ended June 30, 2022, the Company recorded income tax expense of $0.1 million. The Company recorded no income tax expense for the three and six months ended June 30, 2021. The Company’s effective tax rate was 2.0% and 0.7% for the three and six months ended June 30, 2022, respectively, and 0.0% for the three and six months ended June 30, 2021. The effective tax rate differs from the statutory income tax rate primarily due to the recognition of gains and/or losses from the change in the fair value of warrant liabilities, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets.

Net Income (loss) per Common Share

Net income (loss) per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and the Private Placement to purchase 12,833,333 shares of Class A common stock in the calculation of diluted net income per share, since the average market price of the Company’s Class A common stock for the three and six months ended June 30, 2022 and 2021 was below the warrants’ $11.50 exercise price and the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock (in dollars, except share amounts):

	Three Months Ended June 30
	2022		2021
	Class A	Class B	Class A	Class B

Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$2,097,353	$524,338	$(350,827)	$(87,707)
Denominator:
Basic and diluted weighted average common shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income (loss) per common share	$0.06	$0.06	$(0.01)	$(0.01)

	Six Months Ended June 30
	2022		2021
	Class A	Class B	Class A	Class B

Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$6,095,398	$1,523,849	$(2,722,931)	$(985,701)
Denominator:
Basic and diluted weighted average common shares outstanding	34,500,000	8,625,000	23,825,967	8,625,000
Basic and diluted net income (loss) per common share	$0.18	$0.18	$(0.11)	$(0.11)

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

In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company or, at the lender’s discretion, up to $1.5 million of such Working Capital Loan may be converted into warrants of the post Business Combination entity at a price of $1.50 per warrant. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The warrants would be identical to the Private Placement Warrants. At June 30, 2022 and December 31, 2021, the Company did not have any borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on February 23, 2021 and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000, respectively, in fees for these services. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $41,786, respectively, in fees for these services. All fees for these services were paid within their applicable quarter.

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

Additionally, management notes that in February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

On July 19, 2022, one of the Company’s underwriters waived entitlement to deferred underwriting fees payable of $8.2 million (see Note 10).

Note 7 — Stock

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding classified as equity as all of the 34,500,000 shares of Class A common stock issued and outstanding were subject to possible redemption and have been reflected in temporary equity on the Company’s condensed balance sheets.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

Note 9 — Fair Value Measurements

At June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $345,265,695 and $345,031,165, respectively, in money market funds which are invested in U.S. Treasury securities. Through June 30, 2022, the Company had withdrawn an aggregate of $0.3 million of interest earned on the assets held in the Trust Account to pay taxes as permitted.

At June 30, 2022 and December 31, 2021, there were 6,900,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account - U.S. Treasury Securities	1	$345,265,695	$345,031,165
Liabilities:
Warrant liabilities - Public Warrants	2	$1,518,000	$5,382,000
Warrant liabilities - Private Placement Warrants	3	1,364,667	5,162,000
Total warrant liabilities		$2,882,667	$10,544,000

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

The warrants were classified as Level 3 at February 26, 2021 due to the use of unobservable inputs. In accordance with the terms of the Units as disclosed in the Prospectus, on April 16, 2021, the shares of Class A common stock and warrants comprising the Units began separate trading on The Nasdaq Capital Market. As a result, the Company began utilizing the market price to determine the fair value of the Public Warrants and the Public Warrants moved from Level 3 to Level 1.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows:

	June 30,	December 31,
Input	2022	2021
Risk-free interest rate	3.02%	1.32%
Expected term (years)	5	5
Expected volatility	7.75%	19.50%
Exercise price	$11.50	$11.50
Stock price	$9.81	$9.75

The Company’s use of a Monte Carlo simulation model required the use of subjective assumptions as follows:

●	The risk-free interest rate assumption was based on the U.S. Treasury rate for expected terms, which was commensurate with the contractual term of the warrants, which expire on the earlier of (i) five years after the completion of the initial Business Combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The expected term was determined based on the exercise period, the warrants become exercisable on the later of (i) 30 days after the completion of a Business Combination and (ii) 12 months from the Initial Public Offering date. An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The expected volatility assumption was based on observed volatilities from comparable publicly-traded companies, determined based on the size and proximity of other similar business combinations, as well as the volatility implied by the public trading price of Colicity Public Warrants and Public Shares. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●

The stock price at Initial Public Offering represents the unit price less one-fifth of the warrant price at the Initial Public Offering date. Commencing April 16, 2021, the Company’s Units were able to be separately traded as Class A common stock and warrants. As a result, the stock price at June 30, 2022 and December 31, 2021, represents the market price of Public Shares on those dates.

Based on the applied volatility assumption and the expected term to a business combination, the Company determined that the fair value of the warrant liabilities at February 26, 2021 was $17.8 million. On April 16, 2021, the Company transferred Public Warrants with fair value of $9.0 million from Level 3 to Level 1 of the fair value hierarchy. During the three months ended June 30, 2022, the Company classified the Public Warrants as Level 2 in the fair value hierarchy due to low trading volume. Commencing April 16, 2021, only Private Placement Warrants are classified as Level 3. The change in the fair value of the warrant liabilities classified as Level 3 for the period from February 26, 2021 through June 30, 2022 are summarized as follows:

Warrant
Liabilities
Initial measurement on February 26, 2021	$17,801,000
Change in fair value of warrant liabilities	2,667,333
Fair value as of March 31, 2021	20,468,333
Transfers out of Level 3	(8,970,000)
Change in fair value of warrant liabilities	(1,530,334)
Fair value as of June 30, 2021	$9,967,999

Fair value as of December 31, 2021	$5,162,000
Change in fair value of warrant liabilities	(2,551,333)
Fair value as of March 31, 2022	2,610,667
Change in fair value of warrant liabilities	(1,246,000)
Fair value as of June 30, 2022	$1,364,667

Note 10 — Subsequent Events

On July 19, 2022, one of the Company’s underwriters waived entitlement to deferred underwriting fees payable which, at June 30, 2022, were accrued in the amount of $8.2 million.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through August 10, 2022, the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that, except as noted above, would have required adjustment or disclosure in the financial statements.

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

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or February 26, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 19, 2020 (inception) through June 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of a Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $2.6 million which primarily consists of a gain of $2.5 million from changes in fair value of warrant liabilities and interest income on marketable securities held in the Trust Account of $0.4 million, partially offset by operating costs of $0.2 million and a $0.1 million provision for income taxes. For the six months ended June 30, 2022, we had net income of $7.6 million which primarily consists of a gain of $7.7 million from changes in fair value of warrant liabilities and interest income on marketable securities held in the Trust Account of $0.5 million, partially offset by operating costs of $0.5 million and a $0.1 million provision for income taxes.

For the three months ended June 30, 2021, we had a net loss of $438,534 which consists of operating costs of $325,388 and a loss from changes in fair value of warrant liabilities of $125,666, partially offset by interest income on marketable securities held in the Trust Account of $12,520. For the six months ended June 30, 2021, we had a net loss of $3,708,632 which consists of operating costs of $440,323, warrant offering costs of $494,746 and a loss from changes in fair value of warrant liabilities of $2,792,999, partially offset by interest income on marketable securities held in the Trust Account of $19,436.

Liquidity and Capital Resources

As of June 30, 2022, we had $0.3 million of cash available for working capital purposes.

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

Upon the closing of the Initial Public Offering and the Private Placement, a total of $345.0 million was placed in the Trust Account and we had $2.0 million of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $18.9 million in transaction costs, including $6.7 million of underwriting fees, $11.8 million of deferred underwriting fees and $0.3 million of other costs. On July 19, 2022, one of the Company’s underwriters waived entitlement to deferred underwriting fees payable of $8.2 million.

As of June 30, 2022, we had marketable securities held in the Trust Account of $345,265,695. We intend to utilize substantially all of the funds held in the Trust Account, including any amounts representing interest earned on funds in the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the six months ended June 30, 2022, cash used in operating activities was $0.7 million. Net income of $7.6 million was primarily impacted by the noncash change in fair value of warrant liabilities of $7.7 million, interest earned on marketable securities held in the Trust Account of $0.5 million and changes in operating assets and liabilities which utilized $0.1 million of cash from operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $0.9 million. Net loss of $3.7 million was impacted by the noncash change in fair value of warrant liabilities of $2.8 million and deferred warrant offering costs of $0.3 million and changes in operating assets and liabilities which utilized $0.2 million of cash from operating activities, partially offset by interest earned on marketable securities held in the Trust Account of $0.02 million.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

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

On July 19, 2022, one of the Company’s underwriters waived entitlement to deferred underwriting fees payable of $8.2 million.

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

Public and Private Placement Warrants

We account for the warrants issued in connection with our Initial Public Offering in accordance with ASC Topic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which we have determined that the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of derivatives as contemplated in ASC 815, the warrants are measured at fair value at inception and at each reporting date, with changes in fair value recognized in the condensed statements of operations in the period of the change.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2022, we were not subject to significant market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (“Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no material associated exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2022, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, other than the additional risk factors described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 1, 2022.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are and will be subject to laws and regulations enacted by national, regional and local governments and, potentially, foreign jurisdictions. In particular, we will be required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate or complete our initial business combination, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, increasing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; changing the treatment of financial projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and a proposed safe harbor for SPACs under the Investment Company Act (including certain time limits to announce and consummate a business combination). These proposed rules, if adopted, whether in the form proposed or in revised form, may materially impact our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine may lead to increased price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

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

On July 19, 2022, one of the Company’s underwriters waived entitlement to deferred underwriting fees payable of $8.2 million.

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

COLICITY INC.
(Registrant)

Date: August 10, 2022	By:	/s/ Steve Ednie
Steve Ednie
Chief Financial Officer and Secretary
Principal Financial and Accounting Officer