Form 10-Q
period 2022-09-30
Colicity Inc.
filed 2022-11-09
CIK 1829615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 9, 2022, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

COLICITY INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COLICITY INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS:
Current assets:
Cash	$207,433	$732,368
Prepaid expenses	116,214	279,871
Total current assets	323,647	1,012,239
Marketable securities held in Trust Account	346,832,607	345,031,165
Total Assets	$347,156,254	$346,043,404

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accrued expenses	$34,587	$115,861
Federal tax payable	291,000	-
Franchise tax payable	30,000	200,000
Total current liabilities	355,587	315,861
Warrant liabilities	641,667	10,544,000
Deferred underwriting fee payable	3,526,162	11,753,875
Total Liabilities	4,523,416	22,613,736

Commitments and Contingencies
Class A common stock subject to possible redemption, 34,500,000 shares at $10.00 per share redemption value	345,000,000	345,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, no non-redeemable shares issued or outstanding	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863

Accumulated deficit	(2,368,025)	(21,571,195)
Total Stockholders’ Deficit	(2,367,162)	(21,570,332)
Total Liabilities and Stockholders’ Deficit	$347,156,254	$346,043,404

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLICITY INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

General and administrative expenses	$191,703	$170,379	$607,319	$528,928
Franchise tax expense	50,000	59,113	150,000	140,887
Loss from operations	(241,703)	(229,492)	(757,319)	(669,815)

Other income (expense), net
Interest earned on marketable securities held in Trust Account	1,706,913	4,440	2,235,443	23,876
Warrant offering costs	—	—	—	(494,746)
Change in fair value of warrant liabilities	2,241,000	9,486,999	9,902,333	6,694,000
Gain on relinquishment of deferred underwriting fees	8,227,713	—	8,227,713	—
Other income, net	12,175,626	9,491,439	20,365,489	6,223,130
Income before provision for income taxes	11,933,923	9,261,947	19,608,170	5,553,315
Provision for income taxes	350,000	—	405,000	—
Net income	$11,583,923	$9,261,947	$19,203,170	$5,553,315

Basic and diluted weighted average shares outstanding of Class A common stock subject to possible redemption	34,500,000	34,500,000	34,500,000	27,423,077
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.27	$0.21	$0.45	$0.15

Basic and diluted weighted average shares outstanding of Class B non-redeemable common stock	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net income per share, Class B non-redeemable common stock	$0.27	$0.21	$0.45	$0.15

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLICITY INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	-	$-	8,625,000	$863	$-	$(21,571,195)	$(21,570,332)

Net income	-	-	-	-	-	4,997,556	4,997,556

Balance – March 31, 2022	-	-	8,625,000	863	-	(16,573,639)	(16,572,776)

Net income	-	-	-	-	-	2,621,691	2,621,691

Balance – June 30, 2022	-	-	8,625,000	863	-	(13,951,948)	(13,951,085)

Net income	-	-	-	-	-	11,583,923	11,583,923

Balance – September 30, 2022	-	$-	8,625,000	$863	$-	$(2,368,025)	$(2,367,162)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2020	-	$-	8,625,000	$863	$24,137	$(5,636)	$19,364

Accretion for Class A common stock to possible redemption amount					(24,137)	(27,214,532)	(27,238,669)

Net loss	-	-	-	-	-	(3,270,098)	(3,270,098)

Balance – March 31, 2021	-	-	8,625,000	863	-	(30,490,266)	(30,489,403)

Net loss	-	-	-	-	-	(438,534)	(438,534)

Balance – June 30, 2021	-	-	8,625,000	863	-	(30,928,800)	(30,927,937)

Net income	-	-	-	-	-	9,261,947	9,261,947

Balance – September 30, 2021	-	$-	8,625,000	$863	$-	$(21,666,853)	$(21,665,990)

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLICITY INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$19,203,170	$5,553,315
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,235,443)	(23,876)
Deferred warrant offering costs	-	303,250
Change in fair value of warrant liabilities	(9,902,333)	(6,694,000)
Gain on relinquishment of deferred underwriting fees	(8,227,713)	-
Changes in operating assets and liabilities:
Prepaid expenses	163,657	(431,166)
Accrued expenses	(81,273)	117,042
Federal tax payable	291,000	-
Franchise tax payable	(170,000)	140,887
Net cash used in operating activities	(958,935)	(1,034,548)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	-	(345,000,000)
Cash withdrawn from Trust Account to pay taxes	434,000	-
Net cash provided by (used in) investing activities	434,000	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units (including $17.8 million initial measurement of warrants accounted for as liabilities), net of underwriting discounts paid	-	338,456,786
Proceeds from sale of Private Placement Warrants	-	8,900,000
Proceeds from promissory note – related party	-	192,535
Repayment of promissory note – related party	-	(210,678)
Payment of offering costs	-	(306,094)
Net cash provided by financing activities	-	347,032,549

Net Change in Cash	(524,935)	998,001
Cash – Beginning of period	732,368	-
Cash – End of period	$207,433	$998,001

Supplemental disclosure:
Income taxes paid	$114,000	$-

Non-Cash financing activities:
Accretion for Class A common stock to possible redemption amount	$-	$27,238,669
Deferred underwriting fee payable	-	11,753,875

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

All activity for the period from October 19, 2020 (inception) through September 30, 2022, relates to the Company’s formation, its Initial Public Offering (as defined below), and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds of the Initial Public Offering.

The Company’s sponsor is X-icity Holdings Corporation, a Washington corporation (the “sponsor”). The registration statement for the Initial Public Offering was declared effective on February 23, 2021. On February 26, 2021, the Company consummated the Initial Public Offering of 34,500,000 units (the “Units” and the shares of Class A common stock included in the Units, the “Public Shares”), including the underwriters’ exercise of their full over-allotment option of 4,500,000 units, at $10.00 per Unit (“Over-Allotment Option”), generating gross proceeds of $345.0 million (the “Initial Public Offering”), and incurring offering costs of approximately $18.8 million, inclusive of approximately $11.8 million in deferred underwriting commissions. On July 19, 2022, one of the Company’s underwriters waived entitlement to deferred underwriting fees payable of $8.2 million (see Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale (the “Private Placement”) of an aggregate of 5,933,333 warrants (the “Private Placement Warrants”) to the Company’s sponsor, X-icity Holdings Corporation, at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $8.9 million.

Upon the closing of the Initial Public Offering and the Private Placement, a total of $345.0 million ($10.00 per Unit), consisting of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (“Trust Account”), located in the United States at Bank of America, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and will only be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the Trust Account as described below.

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

The Company will provide holders of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

If the Company is unable to complete a Business Combination by February 26, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less amounts released to pay taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete a Business Combination within the 24-month time period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022 (the “Annual Report”). The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Annual Report. The interim results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future interim periods.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $0.2 million in cash available for working capital purposes.

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

If the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination exceed the available funds in the operating account, the Comapny would have insufficient funds available to operate its business prior to a Business Combination. In order to finance transaction costs in connection with a Business Combination, the sponsor may, but is not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. One of the more significant accounting estimates included in these financial statements is the determination of fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account are in U.S. Treasury Bills or money market funds which are invested in U.S. Treasury securities. During the nine months ended September 30, 2022, the Company withdrew an aggregate of $0.4 million of interest earned on the assets held in the Trust Account to pay taxes as permitted.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering. Offering costs amounted to $18.8 million of which $0.5 million was allocated to the warrant liabilities and expensed immediately and $18.3 million was charged to temporary equity upon the completion of the Initial Public Offering and the exercise of the Over-Allotment Option.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. The fair value of the warrants as of September 30, 2022 and December 31, 2021, was estimated using a Monte Carlo simulation approach for the Private Placement Warrants and market price for the public warrants (see Note 9).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, all of the Company’s 34,500,000 shares of Class A common stock are subject to possible redemption and are presented at redemption amount as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

The Class A common stock subject to possible redemption reflected on the condensed balance sheets as of September 30, 2022 and December 31, 2021, is reconciled in the following table:

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

For the three and nine months ended September 30, 2022, the Company has utilized the discrete effective tax rate method, as permitted by ASC 740-270-30-18, to calculate its interim income tax provision. The discrete method is applied when it is not possible to reliably estimate the annual effective tax rate and uses the actual effective tax rate for the year to date as the best estimate of the annual effective tax rate used to determine the income tax expense or benefit for an interim period. The Company believes that the use of the discrete method is currently more appropriate because the Company cannot reliably estimate its annual effective tax rate due to the high degree of uncertainty in forecasting (i) gain or loss from changes in the fair value of the warrant liabilities that may occur before the end of the annual reporting period and (ii) interest income from U.S. Treasury securities held in the Trust Account.

The Company’s currently taxable income primarily consists of interest income on funds held in the Trust Account less any franchise taxes. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. For the three and nine months ended September 30, 2022, the Company recorded income tax expense of $350,000 and $405,000, respectively. The Company recorded no income tax expense for the three and nine months ended September 30, 2021. The Company’s effective tax rate was 2.9% and 2.1% for the three and nine months ended September 30, 2022, respectively, and 0.0% for the three and nine months ended September 30, 2021. The effective tax rate differs from the statutory income tax rate primarily due to the recognition of gains and/or losses from the change in the fair value of warrant liabilities and the gain on the relinquishment of deferred underwriting fees, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets.

Net Income per Common Share

Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and the Private Placement to purchase 12,833,333 shares of Class A common stock in the calculation of diluted net income per share, since the average market price of the Company’s Class A common stock for the three and nine months ended September 30, 2022 and 2021, was below the warrants’ $11.50 exercise price and the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

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

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock (in dollars, except share amounts):

	Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B

Basic and diluted net income per common share:
Numerator:
Allocation of net income	$9,267,138	$2,316,785	$7,409,558	$1,852,389
Denominator:
Basic and diluted weighted average common shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income per common share	$0.27	$0.27	$0.21	$0.21

	Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B

Basic and diluted net income per common share:
Numerator:
Allocation of net income	$15,362,536	$3,840,634	$4,224,608	$1,328,707
Denominator:
Basic and diluted weighted average common shares outstanding	34,500,000	8,625,000	27,423,077	8,625,000
Basic and diluted net income per common share	$0.45	$0.45	$0.15	$0.15

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, Fair Value Measurements and Disclosures, approximates the carrying amounts represented in the condensed balance sheets, except for the warrant liabilities (see Note 9).

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Note 3—Initial Public Offering

On February 26, 2021, the Company consummated the Initial Public Offering of 34,500,000 Units, including the underwriters’ exercise of their full Over-Allotment Option, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $18.8 million, inclusive of approximately $11.8 million in deferred underwriting commissions. On July 19, 2022, one of the Company’s underwriters waived entitlement to deferred underwriting fees payable of $8.2 million (see Note 6).

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

Note 5—Related Party Transactions

Founder Shares

On October 20, 2020, the sponsor paid for certain offering costs for an aggregate price of $25,000 in exchange for issuance of 7,187,500 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”). On February 3, 2021, the Company effected a 312,500 share stock dividend, on February 8, 2021, the Company effected a 1.0541667-for-1 common stock split and on February 23, 2021, the Company effected a 1.0909091-for-1 common stock split, resulting in an aggregate of 8,625,000 shares of Class B common stock outstanding. The sponsor transferred 40,250 Founder Shares to each of Wayne Perry, Dennis Weibling and Cathleen A. Massey, independent director nominees; 195,500 Founder Shares to Craig O. McCaw, director and Chief Executive Officer; 115,000 Founder Shares to Randy Russell, former Chief Investment Officer; 97,750 Founder Shares to R. Gerard Salemme, director; 57,500 Founder Shares to Steve Ednie, former Chief Financial Officer; and 329,648 Founder Shares to other directors, officers, employees, consultants and affiliates of Pendrell, in each case for approximately the same per-share price initially paid by the sponsor, resulting in the sponsor holding 7,708,852 Founder Shares. The Founder Shares, on an as-converted basis, represent 20.0% of the Company’s issued and outstanding shares.

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

Related Party Loans

On October 20, 2020, the sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the Note. The Note was non-interest bearing, unsecured and due at the earlier of May 31, 2021, or the completion of the Initial Public Offering. The Note was repaid upon the closing of the Initial Public Offering out of the $1.0 million of offering proceeds that had been allocated to the payment of offering expenses.

In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company or, at the lender’s discretion, up to $1.5 million of such Working Capital Loan may be converted into warrants of the post Business Combination entity at a price of $1.50 per warrant. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The warrants would be identical to the Private Placement Warrants. At September 30, 2022 and December 31, 2021, the Company did not have any borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on February 23, 2021, and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000, respectively, in fees for these services. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $71,786, respectively, in fees for these services. All fees for these services were paid within their applicable quarter.

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

Additionally, management notes that in February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Further, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because the Company is a Delaware corporation and its securities are traded on Nasdaq, the Company may be a “covered corporation” within the meaning of the IRA and any redemptions of the Company’s stock after December 31, 2022, including redemptions in connection with an initial business combination, may be subject to the Excise Tax. Consequently, the Excise Tax may make a transaction with the Company less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain.

Underwriting Agreement

The underwriters received an underwriting discount of $0.20 per unit (excluding the 400,000 units purchased by Pendrell and an affiliate of Craig McCaw as well as 517,500 shares purchased by certain other parties (total of 917,500 shares) with respect to which no underwriting discount is payable), or $6,716,500 in the aggregate, upon the closing of the Initial Public Offering. Additionally, $0.35 per unit (excluding the 400,000 units purchased by Pendrell and an affiliate of Craig McCaw as well as 517,500 shares purchased by certain other parties (total of 917,500 shares) with respect to which no underwriting discount is payable), or $11,753,875 in the aggregate, was payable to the underwriters for deferred underwriting commissions.

On July 19, 2022, the Company and one of the Company’s underwriters entered into an agreement pursuant to which the underwriter waived entitlement to deferred underwriting fees payable of $8.2 million, resulting in a gain of $8.2 million in the Company’s condensed statement of operations for the three and nine months ended September 30, 2022. The balance of the deferred fees, $3.5 million, will become payable to the remaining underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7—Stock

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding classified as equity, as all of the 34,500,000 shares of Class A common stock issued and outstanding were subject to possible redemption and have been reflected in temporary equity on the Company’s condensed balance sheets.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Note 8—Warrant Liabilities

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

Note 9—Fair Value Measurements

At September 30, 2022 and December 31, 2021, assets held in the Trust Account totaling $346,832,607 and $345,031,165, respectively, were invested in U.S. Treasury Bills or money market funds which are invested in U.S. Treasury securities. Through September 30, 2022, the Company had withdrawn an aggregate of $0.4 million of interest earned on the assets held in the Trust Account to pay taxes as permitted.

At September 30, 2022 and December 31, 2021, there were 6,900,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account - U.S. Treasury Bills or money market funds which are invested in U.S. Treasury securities	1	$346,832,607	$345,031,165
Liabilities:
Warrant liabilities - Public Warrants	2	$345,000	$—
Warrant liabilities - Public Warrants	1	—	5,382,000
Warrant liabilities - Private Placement Warrants	3	296,667	5,162,000
Total warrant liabilities		$641,667	$10,544,000

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

The warrants were classified as Level 3 at February 26, 2021, due to the use of unobservable inputs. In accordance with the terms of the Units as disclosed in the Prospectus, on April 16, 2021, the shares of Class A common stock and warrants comprising the Units began separate trading on the Nasdaq Capital Market. As a result, the Company began utilizing the market price to determine the fair value of the Public Warrants and the Public Warrants moved from Level 3 to Level 1.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows:

	September 30,	December 31,
Input	2022	2021
Risk-free interest rate	4.04%	1.32%
Expected term (years)	5	5
Expected volatility	4.00%	19.50%
Exercise price	$11.50	$11.50
Stock price	$9.83	$9.75

The Company’s use of a Monte Carlo simulation model required the use of subjective assumptions as follows:

●	The risk-free interest rate assumption was based on the U.S. Treasury rate for expected terms, which was commensurate with the contractual term of the warrants, which expire on the earlier of (i) five years after the completion of the initial Business Combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The expected term was determined based on the exercise period, the warrants become exercisable on the later of (i) 30 days after the completion of a Business Combination and (ii) 12 months from the Initial Public Offering date. An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The expected volatility assumption was based on observed volatilities from comparable publicly-traded companies, determined based on the size and proximity of other similar business combinations, as well as the volatility implied by the public trading price of Colicity Public Warrants and Public Shares. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The stock price at Initial Public Offering represents the unit price less one-fifth of the warrant price at the Initial Public Offering date. Commencing April 16, 2021, the Company’s Units were able to be separately traded as Class A common stock and warrants. As a result, the stock price at September 30, 2022 and December 31, 2021, represents the market price of Public Shares on those dates.

Based on the applied volatility assumption and the expected term to a business combination, the Company determined that the fair value of the warrant liabilities at February 26, 2021, was $17.8 million. On April 16, 2021, the Company transferred Public Warrants with fair value of $9.0 million from Level 3 to Level 1 of the fair value hierarchy. As of September 30, 2022, the Company classified the Public Warrants as Level 2 in the fair value hierarchy due to low trading volume. Commencing April 16, 2021, only Private Placement Warrants are classified as Level 3. The change in the fair value of the warrant liabilities classified as Level 3 for the three and nine months ended September 30, 2022 and the period from February 26, 2021 through September 30, 2021, are summarized as follows:

Warrant
Liabilities
Initial measurement on February 26, 2021	$17,801,000
Change in fair value of warrant liabilities	2,667,333
Fair value as of March 31, 2021	20,468,333
Transfers out of Level 3	(8,970,000)
Change in fair value of warrant liabilities	(1,530,334)
Fair value as of June 30, 2021	9,967,999
Change in fair value of warrant liabilities	(4,449,999)
Fair value as of September 30, 2021	$5,518,000

Fair value as of December 31, 2021	$5,162,000
Change in fair value of warrant liabilities	(2,551,333)
Fair value as of March 31, 2022	2,610,667
Change in fair value of warrant liabilities	(1,246,000)
Fair value as of June 30, 2022	1,364,667
Change in fair value of warrant liabilities	(1,068,000)
Fair value as of September 30, 2022	$296,667

Note 10— Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 9, 2022, the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on October 19, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination utilizing cash from the proceeds of the Initial Public Offering (as defined below), the partial exercise of the Over-Allotment Option (as defined below) and the sale of the Private Placement Warrants (as defined below), our capital stock, debt or a combination of cash, stock and debt. Although we are not limited to a particular industry or sector for purposes of consummating a Business Combination, we intend to initially focus our search on identifying a prospective target business in the technology, media and telecommunications industries in the United States and other developed countries. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

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

Upon the closing of the Initial Public Offering and the Private Placement, a total of $345.0 million was placed in a trust account (“Trust Account”) and we had $2.0 million of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $18.9 million in transaction costs, including $6.7 million of underwriting fees, $11.8 million of deferred underwriting fees and $0.3 million of other costs. On July 19, 2022, one of the Company’s underwriters waived entitlement to deferred underwriting fees of $8.2 million.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 19, 2020 (inception) through September 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of a Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $11.6 million which primarily consists of a gain on relinquishment of deferred underwriting fees of $8.2 million, a gain of $2.2 million from changes in fair value of warrant liabilities and interest income on marketable securities held in the Trust Account of $1.7 million, partially offset by operating costs of $0.2 million and a $0.3 million provision for income taxes. For the nine months ended September 30, 2022, we had net income of $19.2 million which primarily consists of a gain on relinquishment of deferred underwriting fees of $8.2 million, a gain of $9.9 million from changes in fair value of warrant liabilities and interest income on marketable securities held in the Trust Account of $2.2 million, partially offset by operating costs of $0.7 million and a $0.4 million provision for income taxes.

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

Liquidity and Capital Resources

As of September 30, 2022, we had $0.2 million of cash available for working capital purposes.

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

Upon the closing of the Initial Public Offering and the Private Placement, a total of $345.0 million was placed in the Trust Account and we had $2.0 million of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $18.9 million in transaction costs, including $6.7 million of underwriting fees, $11.8 million of deferred underwriting fees and $0.3 million of other costs. On July 19, 2022, one of the Company’s underwriters waived entitlement to deferred underwriting fees of $8.2 million.

As of September 30, 2022, we had marketable securities held in the Trust Account of $346,832,607. We intend to utilize substantially all of the funds held in the Trust Account, including any amounts representing interest earned on funds in the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

For the nine months ended September 30, 2022, cash used in operating activities was $1.0 million. Net income of $19.2 million was primarily impacted by the noncash change in fair value of warrant liabilities of $9.9 million, a non-cash gain on relinquishment of deferred underwriting fees of $8.2 million, interest earned on marketable securities held in the Trust Account of $2.2 million and changes in operating assets and liabilities which generated $0.2 million of cash from operating activities.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term cash obligations, other than the deferred underwriting commissions described below and an agreement to pay our Sponsor a monthly fee of $10,000 for office space, administrative and support services. We began incurring these fees on February 23, 2021, and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or our liquidation.

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

The underwriters were paid an underwriting discount of $0.20 per unit (excluding the 400,000 units purchased by Pendrell and an affiliate of Craig McCaw as well as 517,500 shares purchased by certain other parties (total of 917,500 shares) with respect to which no underwriting discount is payable), or $6,716,500 in the aggregate, upon the closing of the Initial Public Offering. Additionally, $0.35 per unit (excluding the 400,000 units purchased by Pendrell and an affiliate of Craig McCaw as well as 517,500 shares purchased by certain other parties (total of 917,500 shares) with respect to which no underwriting discount is payable), or $11,753,875 in the aggregate, was payable to the underwriters for deferred underwriting commissions.

On July 19, 2022, one of our underwriters waived entitlement to deferred underwriting fees of $8.2 million. The $3.5 million remaining balance of the deferred fees as of September 30, 2022, will become payable to the remaining underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2022, we were not subject to significant market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (“Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no material associated exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2022, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, other than the additional risk factor described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 1, 2022, and our Quarterly Report on Form 10-Q filed with the SEC on August 10, 2022.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities are traded on Nasdaq, we will be a “covered corporation” within the meaning of the IRA. While not free from doubt, absent any applicable further guidance, the Excise Tax may apply to any redemptions of our stock after December 31, 2022, including redemptions in connection with an initial business combination, unless an exemption is available. Issuances of securities in connection with our initial business combination transaction (including any PIPE transaction at the time of our initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain.

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

On July 19, 2022, one of our underwriters waived entitlement to deferred underwriting fees of $8.2 million.

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

COLICITY INC.
(Registrant)

Date: November 9, 2022	By:	/s/ JOSEPH VIRALDO
Joseph Viraldo
Chief Financial Officer and Secretary
Principal Financial and Accounting Officer